Form 10-Q
period 2025-09-30
Westin Acquisition Corp
filed 2025-11-21
CIK 2076192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 001-42926

Westin Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1165-L

3 Coleman Street #03-24

Singapore 179804

(Address of principal executive offices)

Tel: +65 9488 4425

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A, ordinary share, par value $0.0001, and one right entitling the holder to receive one-sixth (1/6) of one Class A ordinary share	WSTNU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	WSTN	The Nasdaq Stock Market LLC
Rights to receive one-sixth (1/6) of one Class A ordinary share	WSTNR	The Nasdaq Stock Market LLC

As of September 30, 2025, 2,012,500 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Westin Acquisition Corp.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

WESTIN ACQUISITION CORP

CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2025

(UNAUDITED) AND JUNE 30, 2025

	SEPTEMBER 30, 2025	JUNE 30, 2025
	(Unaudited)	(Audited)
Asset
Deferred offering costs	460,563	200,000
Total Asset	$460,563	$200,000

Liability
Promissory note - related party	449,377	184,475
Total liability	449,377	184,475

Commitment and contingencies (Note 6)

Shareholders’ Equity
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; nil shares issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,012,500 shares issued and outstanding (1)	201	201
Additional paid-in capital	24,799	24,799
Accumulated deficit	(13,814)	(9,475)
Total shareholders’ equity	11,186	15,525
Total liability and shareholders’ equity	$460,563	$200,000

(1)	On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

	For the Three Months Ended September 30, 2025	For the Period from June 3, 2025 (Inception) Through June 30, 2025
	(Unaudited)	(Audited)
Formation costs	$4,339	$9,475
Net loss	(4,339)	(9,475)

Basic and diluted weighted average shares outstanding (1)	1,750,000	1,750,000
Basic and diluted net loss per share	$(0.002)	$(0.005)

(1)	Excludes up to 262,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

	Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of June 3, 2025 (Inception)	-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	2,012,500	201	24,799	-	25,000
Net loss	-	-	-	(9,475)	(9,475)
Balance as of June 30, 2025	2,012,500	$201	$24,799	$(9,475)	$15,525
Net loss	-	-	-	(4,339)	(4,339)
Balance as of September 30, 2025	2,012,500	$201	$24,799	(13,814)	11,186

(1)	Includes up to 262,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

UNAUDTIED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

	For the Three Months Ended September 30, 2025	For the Period from June 3, 2025 (Inception) Through June 30, 2025
	(Unaudited)	(Audited)
Cash flows from operating activities:
Net loss	$(4,339)	$(9,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	4,339	9,475
Net cash provided by operating activities	-	-

Net change in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	-	25,000
Deferred offering costs paid by Sponsor under the promissory note-related party	$260,563	$175,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Westin Acquisition Corp (the “Company”) is a newly incorporated blank check company incorporated as a Cayman Islands exempted company on June 3, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 3, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected June 30 as its fiscal year end.

The Company’s Sponsor is Westin Investment Co. Ltd., a Cayman Islands exempted company (the “Sponsor”). On November 5, 2025, the Company consummated its Initial Public Offering of 5,750,000 units at $10.00 per unit (the “Units”) generating gross proceeds of $57,500,000 (the “Initial Public Offering”, or “IPO”), and incurring offering costs of $2,160,563. Each Unit consists of one Class A ordinary share and one right to receive one-sixth of one share of ordinary share. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price. As of November 5, 2025, over-allotment option was exercised.

Simultaneously with the consummation of the closing of the IPO, the Company consummated the private placement of an aggregate of 235,000 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $2,350,000 (the “Private Placement”). (see Note 4).

The Company must complete one or more Business Combinations having a fair market value of at least 80% of the balance in the Trust Account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on November 5, 2025, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and a portion of the proceeds from the sale of the Placement Units was placed in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and that invest solely in United States government treasuries, so that the Company are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the trust account until the earlier of the completion of a business combination or the Company’s liquidation. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which the Company complete a business combination to the extent not used to pay converting shareholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance the operations of the target business.

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares regardless of whether they abstain, vote for, or vote against, the initial business combination, upon the completion of the initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The Class A ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 18 months from the closing of the Initial Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Company’s initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their Initial Shares and private shares if the Company fails to complete the initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial business combination within the prescribed time frame.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Initial Shares, private shares and public shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their Initial Shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their Initial Shares and private shares if the Company fails to complete the initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to completes the initial business combination within the prescribed time frame; and (iv) vote any Initial Shares and private shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of the initial business combination.

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share or 100.0% of the gross proceeds from this offering and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the officers or directors will indemnify for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of September 30, 2025, the Company had nil in cash and a working capital deficit of $449,377, respectively. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has until May 5, 2027 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 18-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), which should be read in conjunction with the financial statements and notes thereto included in the Company’s final prospectus for its IPO as filed with the SEC on November 5, 2025.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart the Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash or cash equivalents were both nil as of September 30, 2025 and June 30, 2025.

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Offering Costs Associated with the IPO

The Company complies with the requirement of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred Offering costs represent the incremental costs incurred for the Company’s special purpose acquisition company (“SPAC”), consisting of underwriting, legal expense incurred for preparation of registration statements, financial advisor fees, registration fees and other expenses incurred through the balance sheet date that are directly related to the intended SPAC. These costs are deferred and capitalized in the balance sheet as deferred offering costs which will be later recorded as a reduction of additional paid-in-capital upon the completion of the SPAC. If the SPAC is aborted, the deferred offering costs must be expensed immediately.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying audited balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company's financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A ordinary shares subject to possible redemption

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company will classify the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,000,000 Class A ordinary shares (or 5,750,000 Class A ordinary shares if the underwriters’ over-allotment option is exercised in full) sold as part of the units in the Initial Public Offering will be issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital.

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 — Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of June 30, 2025, the Company adopted ASU 2023-07 and reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 8 for further information.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these standards will have on it financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 - Initial Public Offering

On November 5, 2025, the Company consummated its IPO of 5,750,000 Units, at $10.00 per Unit, generating gross proceeds of $57,500,000. As of November 5, 2025, the over-allotment option was exercised, generating gross proceeds of $57,500,000 and deposited into the Trust Account.

Each unit has an offering price of $10.00 and consists of one Class A ordinary share (“Public Share”) and one right (“Public Right”) to receive one-sixth (1/6) of a Class A ordinary share upon the consummation of the initial business combination.

As of November 5, 2025, the Company incurred offering costs of approximately $2,160,563, consisting of $1,150,000 of underwriting commissions which were paid in cash at the closing date of the IPO, and $1,010,563 of other offering costs.

Meanwhile, pursuant the underwriting agreement, 4.0% of the gross proceeds of the IPO, or $2,300,000, will be paid in cash, as the deferred underwriting commission at the consummation of a Business Combination.

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor, together with such other members, if any of the Company’s executive management, directors, advisors or third-party investors as determined by the Sponsor in its sole direction, purchased an aggregate of 235,000 Placement Units at a price of $10.00 per Placement Unit raising $2,350,000 in the aggregate. Each private units (“Private Units”) will be identical to the units sold in the Initial Public Offering, except that it will not be redeemable, transferable, assignable or salable by the Sponsor until the completion of its initial Business Combination. There will be no underwriting fees or commissions due with respect to the Private Placement.

Note 5 - Related Party Transactions

Initial Shares

As of September 30, 2025, the Sponsor acquired 2,012,500 Class B ordinary shares (“Initial Shares”) for an aggregate purchase price of $25,000, or approximately $0.0124 per share. There were 2,012,500 Initial Shares issued and outstanding, among which, up to 262,500 Initial Shares are subject to forfeiture. On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of the Initial Shares (except to certain permitted transferees), respectively, until the earlier of (1) 180 days after the completion of the initial business combination; or (2) the date following the consummation of the initial business combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their shares for cash, securities or other property (the “Lock-Up”). Notwithstanding the foregoing, the Initial Shares will be released from the Lock-Up if (1) the reported closing price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 90 days after the initial business combination or (2) the Company completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of the shareholders having the right to exchange their shares for cash, securities or other property. Additionally, the insiders have agreed not to transfer, assign or sell any of private units (including the ordinary shares issuable upon exercise of the private units) until at least 30 days after the completion of the initial business combination (except with respect to permitted transferees as described herein under “Principal Shareholders”). Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Initial Shares and the private units, as applicable. However, if after the initial business combination, there is a transaction whereby all the outstanding shares are exchanged or redeemed for cash (as would be the case in a post-asset sale liquidation) or another issuer’s shares, then the Initial Shares or the private units (or any ordinary shares thereunder) shall be permitted to participate.

Promissory Note - Related Party

The Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and due at the earlier of i) January 31, 2026 or ii) the date on which the Company consummates the initial public offering of the Company’s securities. As of September 30, 2025, $449,377 was borrowed by the Company under the promissory note.

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Related Party Transactions (Continued)

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of working capital loans (“Working Capital Loans”) made by the sponsor, prior to or in connection with its initial business combination may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the sponsor.

As of the issuance date of these financial statements, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the effective date of the registration statement of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of Initial Shares issued and outstanding on the date of this prospectus, as well as the holders of the private units (and underlying securities) and any securities issued to initial shareholders, officers, directors or their affiliates in payment of working capital loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the Initial Shares can elect to exercise these registration rights at any time commencing three months prior to the end of the Lock-up period. The holders of a majority of the private units (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Commitments and Contingencies (Continued)

Underwriting Agreement

The Company will grant the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 750,000 Units to cover over-allotments, if any.

The underwriters will be entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering, or $1,000,000 (or up to $1,150,000 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 4% of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of its initial Business Combination, and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial Business Combination within 18 months from the consummation of this offering.

Note 7 - Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue a total of 450,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025 and June 30, 2025, nil shares issued and outstanding.

Class B Ordinary Shares—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2025, the Company issued 2,012,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.012 per share. The Initial Shares include an aggregate of up to 262,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture. Prior to the closing of our initial business combination, only holders of Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of our shareholders prior to or in connection with the completion of our initial business combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Shareholders’ Equity (Continued)

The Initial Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private units issued to the sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of Initial Shares will never occur on a less than one-for-one basis.

Shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which requires the affirmative vote of the holders of at least two-thirds of the ordinary shares who attend and vote at a general meeting of the Company, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company.

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

The key measures of segment profit or loss reviewed by the CODM are formation costs. Formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

Note 9 - Subsequent Events

Following the closing of the IPO on November 5, 2025, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and a portion of the proceeds from the sale of the Placement Units was placed in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and that invest solely in United States government treasuries, so that the Company are not deemed to be an investment company under the Investment Company Act.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Westin Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (“IPO” as defined below), and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

On November 5, 2025, the Company consummated its initial public offering (“IPO”) of 5,750,000 units (the “Public Units”), which includes 750,000 units issued pursuant to the underwriters’ full exercise of the over-allotment option. The Public Units were sold at a price of $10.00 per Unit, generating gross proceeds of $57,500,000. Each Unit consists of one Class A ordinary share and one right to receive one-sixth (1/6) of one Class A ordinary share upon consummation of the Company’s initial business combination.

Simultaneously with the closing of the IPO, the Company consummated a private placement with its Sponsor of 278,000 private placement units (“Private Units”) at a price of $10.00 per Private Unit, generating gross proceeds of $2,780,000.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 3, 2025 (inception) through September 30, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2025, we had a net loss of $4,339, which consisted of formation and operating costs of $4,339.

Liquidity and Capital Resources

On November 5, 2025, we consummated our IPO of 5,000,000 units (the “Units”), at $10.00 per Unit. In connection with the closing of the IPO, the underwriters fully exercised their over-allotment option to purchase 750,000 additional Units for an aggregate of 5,750,000 Units sold. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $57,500,000. Simultaneously with the closing of our IPO, we consummated the sale of 235,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating total gross proceeds of $2,350,000.

Upon the closing of the IPO and the private placement on November 5, 2025, a total of $57,500,000 from the net proceeds of the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto, including deferred underwriting discounts and commissions payable to the underwriters in the IPO in an amount equal to 4.0% of the total gross proceeds raised in the IPO upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2025, we had no cash and a working capital deficit of $449,377. Prior to the completion of the IPO, the Company’s liquidity requirements were met through a $25,000 payment from the Sponsor for Founder Shares, as well as unsecured promissory note loans provided by the Sponsor. As of September 30, 2025, $449,377 was outstanding under the promissory note, and the Sponsor subsequently increased the maximum principal amount available under the note to $500,000, of which $449,377 was outstanding as of November 5, 2025. The outstanding balance was repaid upon the closing of the IPO.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until May 5, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On June 3, 2025, the Sponsor agreed to loan the Company up to $500,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). Prior to the closing of the IPO on November 5, 2025, the Company had an outstanding loan balance of $449,377 under the Promissory Note. The Promissory Note is unsecured, interest-free and due on the date on which the Company closes the IPO. The outstanding loan balance of $449,377 was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on November 5, 2025.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on November 3, 2025, commencing on the effective date of the registration statement for the initial public offering and continuing through the earlier of the consummation of a business combination or the Company’s liquidation, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space and administrative and support services.

Underwriting Agreement

We granted A.G.P./Alliance Global Partners (“A.G.P.”), the representative of the underwriters, a 45-day option from the date of the IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on November 5, 2025.

The underwriters are entitled to a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,150,000, including the Units sold pursuant to the full exercise of the over-allotment option. In addition, A.G.P. will be entitled to a deferred underwriting commission of 4.0% of the gross proceeds of the IPO, or $2,300,000, which will be paid upon the closing of the initial Business Combination solely from amounts remaining in the Trust Account following all properly submitted shareholder redemption requests in connection with such Business Combination, and such deferred underwriting commission shall be capped at the amount then remaining in the Trust Account.

Right of First Refusal

We granted SAP a right of first refusal for a period commencing from the consummation of the IPO until the earlier of (i) 10 months after the consummation of the initial business combination (or the liquidation of the Trust Account in the event that the Company fails to consummate its initial business combination within the prescribed time period) or (ii) 36 months after the consummation of the IPO in accordance with FINRA Rule 5110(g)(6)(A) to act as lead financial advisor, capital markets advisor, underwriter and/or private placement agent in connection with any initial business combination or in connection with any financing that occurs between the closing of the IPO and the date that is the earlier of (i) 10 months after the closing of the initial business combination or (ii) 36 months after the consummation of the IPO.

Critical Accounting Policies and Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 as of June 30, 2025.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 as of June 30, 2025 and there were no significant impact.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were ineffective. The Company lacks adequate control to ensure that it has identified and timely disclosed all agreements that require disclosure for commitment and contingencies in its financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 3, 2025, the Sponsor acquired an aggregate of 1,437,500 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. On October 15, 2025, the Company effected a share capitalization resulting in the Sponsor holding 1,725,000 Founder Shares. Of these, 225,000 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. Following the full exercise of the over-allotment option on November 5, 2025, no Founder Shares are subject to forfeiture. Accordingly, the Sponsor currently holds 1,725,000 Founder Shares.

On November 5, 2025, the Company consummated its initial public offering (the “IPO”) of 5,750,000 units (the “Units”), which includes 750,000 Units sold pursuant to the underwriters’ full exercise of their over-allotment option. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one right to receive one-sixth (1/6) of one Class A ordinary share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $57,500,000.

Simultaneously with the consummation of the IPO, the Company completed the private placement (the “Private Placement”) of 235,000 units (the “Private Placement Units”), each Private Placement Unit consisting of one Class A ordinary share and one right, to the Sponsor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,350,000.

Following the closing of the IPO, an aggregate of $57,500,000 from the net proceeds of the IPO and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2025

Westin Acquisition Corp.

By:	/s/ Kok Peng Na
Name:	Kok Peng Na
Title:	Chief Executive Officer and Chairman

EXHIBIT A

Names of Potential Targets

A-1