Form 10-Q
period 2025-12-31
Westin Acquisition Corp
filed 2026-02-13
CIK 2076192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2025

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

As of December 31, 2025, 8,055,000 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Westin Acquisition Corp.

FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

WESTIN ACQUISITION CORP

CONDENSED BALANCE SHEET

	December 31, 2025	June 30, 2025
	(Unaudited)	(Audited)
Assets
Cash in bank	$432,172	$-
Deferred offering costs	-	200,000
Total Current Assets	432,172	200,000

Cash and marketable securities held in the trust	57,891,644	-
Total Assets	$58,323,816	$200,000

Liabilities
Accrued expenses	44,951	-
Promissory note - related party	449,377	184,475
Total current liabilities	494,328	184,475

Deferred Underwriting Commission	2,300,000	-

Total liabilities	2,794,328	184,475

Class A ordinary shares, $0.0001 par value, 450,000,000 shares authorized, 5,000,000 shares subject to possible redemption as of December 31, 2025	50,431,383	-

Commitment and contingencies (Note 6)

Shareholders’ Equity
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 292,500 shares issued and outstanding (excluding 5,000,000 shares subject to redemption) as of December 31, 2025 and nil issued and outstanding as of June 30, 2025	29	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,012,500 shares issued and outstanding as of December 31, 2025 and June 30, 2025 (1)	201	201
Additional paid-in capital	4,982,829	24,799
Retained earnings/ (accumulated deficit)	115,046	(9,475)
Total shareholders’ equity	5,098,105	15,525
Total liabilities and shareholders’ equity	$58,323,816	$200,000

(1)	On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended December 31, 2025	For the Six Months Ended December 31, 2025	For the Period from June 3, 2025 (Inception) Through June 30, 2025
	(Unaudited)	(Unaudited)	(Audited)
Formation costs	$7,428	11,767	$9,475
Administrative fee	255,351	255,351	-
Total operating expenses	262,779	267,118	9,475

Income earned on marketable securities held in Trust Account	(391,639)	(391,639)	-

Net income (loss)	128,860	124,521	(9,475)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	3,043,478	1,521,739	-
Basic and diluted net income per ordinary share, redeemable ordinary shares	0.13	0.34	-

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares (1)	2,012,500	2,012,500	2,012,500
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.13)	(0.19)	$(0.005)

(1)	On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained earnings/ (Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit)	Equity
Balance as of June 3, 2025 (Inception)	-	-	-	-	-	-	-
Class B ordinary shares issued to Sponsor	-	-	2,012,500	201	24,799	-	25,000
Net loss	-	-	-	-	-	(9,475)	(9,475)
Balance as of June 30, 2025	-	-	2,012,500	$201	$24,799	$(9,475)	$15,525
Net loss	-	-	-	-	-	(4,339)	(4,339)
Balance as of September 30, 2025	-	-	2,012,500	$201	$24,799	(13,814)	11,186
Net income	-	-	-	-	-	128,860	128,860
Issuance of representative shares	57,500	6	-	-	(6)	-	-
Sales of private placement units	235,000	23	-	-	2,349,977	-	2,350,000
Issuance of public rights, net of issuance costs	-	-	-	-	3,409,655	-	3,409,655
Accretion of ordinary shares subject to redemption value	-	-	-	-	(801,596)	-	(801,596)
Balance as of December 31, 2025	292,500	$29	$2,012,500	$201	$4,982,829	$115,046	$5,098,105

(1)	On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

UNAUDTIED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2025
(Unaudited)
Cash flows from operating activities:
Net income	$124,521
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(391,639)
Formation costs paid by Sponsor	4,340
Changes in operating assets and liabilities
Accrued expenses	44,950
Net cash used in operating activities	(217,828)

Cash Flows from Investing Activity
Purchase of marketable securities held in Trust Account	(57,500,000)
Net cash used in investing activity	(57,500,000)

Cash Flows from Financing Activities
Proceeds from sale of public units through public offerings, net of underwriters’ discount	57,500,000
Proceeds from ordinary shares issued in private placement	2,350,000
Payment of offering costs	(1,700,000)
Net cash provided by financing activities	58,150,000

Net change in cash	432,172
Cash at the beginning of the period	-
Cash at the end of the period	$432,172

Supplemental disclosure of non-cash flow information:
Deferred offering costs paid by Sponsor under the promissory note-related party	$260,563
Accretion of ordinary shares subject to redemption value	$801,596
Deferred underwriting commission accrued and offset against additional paid-in capital	$2,300,000

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from June 3, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected June 30 as its fiscal year end.

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

Going Concern Consideration

As of December 31, 2025, the Company reported a working capital deficit of $62,156 and a net cash outflow from operating activities of $217,828. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has until May 5, 2027 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 18-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash or cash equivalents were both $432,172 and nil as of December 31, 2025 and June 30, 2025.

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

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

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

Net Income Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended December 31, 2025	For the Six Months Ended December 31, 2025
Net income	$128,860	$124,521
Less: Accretion of redeemable ordinary shares subject to redemption value	(801,596)	(801,596)
Net loss including accretion of redeemable ordinary shares to redemption value	(672,734)	(677,075)

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended December 31 2025		For the Six Months Ended December 31, 2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(404,958)	$(267,778)	$(291,529)	$(385,546)
Accretion of initial measurement of ordinary shares subject to redemption value	801,596	-	801,596	-
Allocation of net income (loss)	$396,638	$(267,778)	$510,067	$(385,546)
Denominators:
Weighted-average ordinary shares outstanding	3,043,478	2,012,500	1,521,739	2,012,500

Basic and diluted net income (loss) per share	$0.13	$(0.13)	$0.34	$(0.19)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

For the six months ended December 31, 2025, the Company recorded accretion of ordinary share subject to redemption value of $801,596.

As of December 31, 2025, the amount of ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(3,696,399)
Allocation of offering costs related to redeemable shares	(4,173,814)
Plus:
Accretion of carrying value to redemption value	801,596
Ordinary shares subject to possible redemption	$50,431,383

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

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor, together with such other members, if any of the Company’s executive management, directors, advisors or third-party investors as determined by the Sponsor in its sole direction, purchased an aggregate of 235,000 Placement Units at a price of $10.00 per Placement Unit raising $2,350,000 in the aggregate. Each private units (“Private Units”) will be identical to the units sold in the Initial Public Offering, except that it will not be redeemable, transferable, assignable or salable by the Sponsor until the completion of its initial Business Combination. There were no underwriting fees or commissions due with respect to the Private Placement.

Note 5 - Related Party Transactions

Initial Shares

In June 2025, an aggregate of 2,012,500 Class B ordinary shares (“initial shares”) were issued to our sponsor for an aggregate purchase price of $25,000, or approximately $0.0124 per share. There were 2,012,500 Initial Shares issued and outstanding, among which, up to 262,500 Initial Shares are subject to forfeiture. On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

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

Promissory Note - Related Party

The Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and due on the date the Company consummates the business combination.  As of December 31, 2025 and June 30, 2025, $449,377 and $184,475 was borrowed by the Company under the promissory note.

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

As of the issuance date of these unaudited financial statements, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the effective date of the registration statement of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the six months ended December 31, 2025, administrative support services expense of $20,000 was recognized.

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

Note 7 - Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue a total of 450,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025, there was no shares issued and outstanding. On November 5, 2025, the Company sold 5,750,000 Units at a price of $10.00 per unit, generating gross proceeds of $57,500,000 related to its IPO. As of December 31, 2025, there were 6,042,500 shares of Class A ordinary shares issued or outstanding, consisting of 5,750,000 shares from IPO, 235,000 from private placement (Note 4) and 57,500 from representative shares. In conjunction with the IPO, Company issued 57,500 Class A ordinary shares (the “Representative Shares”) to A.G.P., equal to 1% of the offering’s gross proceeds, at $10.00 per share, with these shares subject to a 180-day FINRA lock-up.

Class B Ordinary Shares—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2025, the Company issued 2,012,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.012 per share. The Initial Shares include an aggregate of up to 262,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture. Prior to the closing of our initial business combination, only holders of Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of our shareholders prior to or in connection with the completion of our initial business combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

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

Rights

As of December 31, 2025, there were 833,334 public rights and 36,666 private rights include in the Placement Units outstanding. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-sixth (1/6) of a Class A ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-sixth (1/6) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

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

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Simultaneously with the closing of the IPO, the Company consummated a private placement with its Sponsor of 235,000 private placement units (“Private Units”) at a price of $10.00 per Private Unit, generating gross proceeds of $2,350,000.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 3, 2025 (inception) through December 31, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the six months ended December 31, 2025, we had a net income of $124,521, which consisted of operating costs of $267,118, and income earned on marketable securities held in Trust Account of $391,639.

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

As of December 31, 2025, the Company had cash and cash equivalents outside the Trust Account of $432,172 and a working capital deficit of $62,156. Prior to the completion of the initial public offering (“IPO”), the Company’s liquidity requirements were satisfied through a $25,000 payment from the Sponsor for Founder Shares and unsecured promissory note loans provided by the Sponsor. As of December 31, 2025, $449,377 was outstanding under the promissory note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On June 3, 2025, the Sponsor agreed to loan the Company up to $500,000 to be used, in part, for transaction costs incurred in connection with the initial public offering (the “Promissory Note”). As of December 31, 2025, the Company had an outstanding loan balance of $449,377 under the Promissory Note. The Promissory Note was unsecured, non-interest bearing.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on November 3, 2025, commencing on the effective date of the registration statement for the initial public offering and continuing through the earlier of the consummation of a business combination or the Company’s liquidation, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space and administrative and support services. For the six months ended December 31, 2025, administrative support services expense of $20,000 was recognized.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were ineffective. The Company lacks adequate control to ensure that it has identified and timely disclosed all agreements that require disclosure for commitment and contingencies in its financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On December 30, 2025, the Nasdaq Stock Market LLC filed a Form 25 with respect to the Company’s units. An amended Form 25 was subsequently filed to clarify that the filing did not result in the delisting of the Company’s units, and the Company’s units continue to be listed and traded on the Nasdaq Stock Market LLC.

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

Date: February 13, 2026

Westin Acquisition Corp.

By:	/s/ Kok Peng Na
Name:	Kok Peng Na
Title:	Chief Executive Officer and Chairman

EXHIBIT A

Names of Potential Targets

A-1