Form 10-Q
period 2026-03-31
Westin Acquisition Corp
filed 2026-05-15
CIK 2076192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 15, 2026, 8,055,000 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Westin Acquisition Corp.

FORM 10-Q FOR QUARTER ENDED March 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

WESTIN ACQUISITION CORP

CONDENSED BALANCE SHEET

	March 31, 2026	June 30, 2025
	(Unaudited)	(Audited)
Assets
Cash in bank	$361,629	$-
Deferred offering costs	-	200,000
Total Current Assets	361,629	200,000

Cash and marketable securities held in the trust	58,360,098	-
Total Assets	$58,721,727	$200,000

Liabilities
Accrued expenses	62,003	-
Promissory note - related party	449,377	184,475
Total current liabilities	511,380	184,475

Deferred Underwriting Commission	2,300,000	-

Total liabilities	2,811,380	184,475

Class A ordinary shares, $0.0001 par value, 450,000,000 shares authorized, 5,000,000 shares subject to possible redemption as of March 31, 2026	51,743,085	-

Commitment and contingencies (Note 6)

Shareholders’ Equity
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 292,500 shares issued and outstanding (excluding 5,000,000 shares subject to redemption) as of March 31, 2026 and nil issued and outstanding as of June 30, 2025	29	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,012,500 shares issued and outstanding as of March 31, 2026 and June 30, 2025 (1)	201	201
Additional paid-in capital	3,671,127	24,799
Retained earnings/(Accumulated deficit)	495,905	(9,475)
Total shareholders’ equity	4,167,262	15,525
Total liabilities and shareholders’ equity	$58,721,727	$200,000

(1)	On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2026	For the Nine Months Ended March 31, 2026	For the Period from June 3, 2025 (Inception) Through June 30, 2025
	(Unaudited)	(Unaudited)	(Audited)
Formation costs	$-	11,768	$9,475
Administrative fee	87,595	342,945	-
Total operating expenses	87,595	354,713	9,475

Income earned on marketable securities held in Trust Account	(468,454)	(860,093)	-

Net loss	380,859	505,380	(9,475)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,000,000	2,664,234	-
Basic and diluted net income per ordinary share, redeemable ordinary shares	0.13	0.47	-

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares(1)	2,305,000	2,305,000	2,305,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.13)	(0.32)	$(0.005)

(1)	On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of June 3, 2025 (Inception)	-	-	-	-	-	-	-
Class B ordinary shares issued to Sponsor	-	-	2,012,500	201	24,799	-	25,000
Net loss	-	-	-	-	-	(9,475)	(9,475)
Balance as of June 30, 2025	-	-	2,012,500	$201	$24,799	$(9,475)	$15,525
Net loss	-	-	-	-	-	(4,339)	(4,339)
Balance as of September 30, 2025	-	-	2,012,500	$201	$24,799	(13,814)	11,186
Net loss	-	-	-	-	-	128,860	128,860
Issuance of representative shares	57,500	6	-	-	(6)	-	-
Sales of private placement units	235,000	23	-	-	2,349,977	-	2,350,000
Issuance of public rights, net of issuance costs	-	-	-	-	3,409,655	-	3,409,655
Accretion of ordinary shares subject to redemption value	-	-	-	-	(801,596)	-	(801,596)
Balance as of December 31, 2025	292,500	$29	$2,012,500	$201	$4,982,829	$115,046	$5,098,105
Net income	-	-	-	-	-	380,859	380,859
Accretion of ordinary shares subject to redemption value	-	-	-	-	(1,311,702)	-	(1,311,702)
Balance as of March 31, 2026	292,500	29	2,012,500	201	3,671,127	495,905	4,167,262

(1)	On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended March 31, 2026
(Unaudited)
Cash flows from operating activities:
Net income	$505,380
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(860,093)
Formation costs paid by Sponsor	4,340
Changes in operating assets and liabilities
Accrued expenses	62,002
Net cash used in operating activities	(288,371)

Cash Flows from Investing Activity
Purchase of marketable securities held in Trust Account	(57,500,000)
Net cash used in investing activity	(57,500,000)

Cash Flows from Financing Activities
Proceeds from sale of public units through public offerings, net of underwriters’ discount	57,500,000
Proceeds from ordinary shares issued in private placement	2,350,000
Payment of offering costs	(1,700,000)
Net cash provided by financing activities	58,150,000

Net change in cash	361,629
Cash at the beginning of the period	-
Cash at the end of the period	$361,629

Supplemental disclosure of non-cash flow information:
Deferred offering costs paid by Sponsor under the promissory note-related party	$260,563
Accretion of ordinary shares subject to redemption value	$2,113,298
Deferred underwriting commission accrued and offset against additional paid-in capital	$2,300,000

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 3, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected June 30 as its fiscal year end.

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

Following the closing of the IPO on November 5, 2025, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and a portion of the proceeds from the sale of the Placement Units was placed in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and that invest solely in United States government treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the trust account until the earlier of the completion of a business combination or the Company’s liquidation. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which the Company complete a business combination to the extent not used to pay converting shareholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance the operations of the target business.

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

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Initial Shares, private shares and public shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their Initial Shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (a) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their Initial Shares and private shares if the Company fails to complete the initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial business combination within the prescribed time frame; and (iv) vote any Initial Shares and private shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of the initial business combination.

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

Going Concern Consideration

As of March 31, 2026, the Company reported a working capital deficit of $149,751 and a net cash outflow from operating activities of $288,371 for the nine months ended March 31, 2026. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has until May 5, 2027 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 18-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash or cash equivalents were $361,629 and nil as of March 31, 2026 and June 30, 2025.

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

Net Income Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended March 31, 2026	For the Nine Months Ended March 31, 2026
Net income	$380,859	$505,380
Less: Accretion of redeemable ordinary shares subject to redemption value	(1,311,702)	(2,113,298)
Net loss including accretion of redeemable ordinary shares to redemption value	(930,843)	(1,607,918)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31 2026		For the Nine Months Ended March 31, 2026
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(637,127)	$(293,716)	$(862,079)	$(745,839)
Accretion of initial measurement of ordinary shares subject to redemption value	1,311,702	-	2,113,298	-
Allocation of net income (loss)	$674,575	$(293,716)	$1,251,219	$(745,839)
Denominators:
Weighted-average ordinary shares outstanding	5,000,000	2,305,000	2,664,234	2,305,000

Basic and diluted net income (loss) per share	$0.13	$(0.13)	$0.24	$(0.32)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

For the nine months ended March 31, 2026, the Company recorded accretion of ordinary share subject to redemption value of $1,311,702.

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

As of March 31, 2026, the amount of ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(3,696,399)
Allocation of offering costs related to redeemable shares	(4,173,814)
Plus:
Accretion of carrying value to redemption value	2,113,298
Ordinary shares subject to possible redemption	$51,743,085

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these standards will have on its financial statements.

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

Promissory Note - Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and due at the earlier of i) January 31, 2026 or ii) the date on which the Company consummates the initial public offering of the Company’s securities. As of March 31, 2026 and June 30, 2025, $449,377 and $184,475 was borrowed by the Company under the promissory note.

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

Administrative Support Services

Commencing on the effective date of the registration statement of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, administrative support services expense of $30,000 was recognized.

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

Class B Ordinary Shares—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2026, the Company issued 2,012,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.012 per share. The Initial Shares include an aggregate of up to 262,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture. Prior to the closing of our initial business combination, only holders of Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of our shareholders prior to or in connection with the completion of our initial business combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

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

Rights

As of March 31, 2026, there were 833,334 public rights and 36,666 private rights included in the Placement Units outstanding. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-sixth (1/6) of a Class A ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-sixth (1/6) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 3, 2025 (inception) through March 31, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2026, we had a net income of $380,859, which consisted of operating costs of $87,595, and income earned on marketable securities held in Trust Account of $468,454.

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

As of March 31, 2026, the Company had cash and cash equivalents outside the Trust Account of $361,629 and a working capital deficit of $149,751. Prior to the completion of the initial public offering (“IPO”), the Company’s liquidity requirements were satisfied through a $25,000 payment from the Sponsor for Founder Shares and unsecured promissory note loans provided by the Sponsor. As of March 31, 2026, $449,377 was outstanding under the promissory note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On June 3, 2025, the Sponsor agreed to loan the Company up to $500,000 to be used, in part, for transaction costs incurred in connection with the initial public offering (the “Promissory Note”). As of March 31, 2026, the Company had an outstanding loan balance of $449,377 under the Promissory Note. The Promissory Note was unsecured, non-interest bearing.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on November 3, 2025, commencing on the effective date of the registration statement for the initial public offering and continuing through the earlier of the consummation of a business combination or the Company’s liquidation, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space and administrative and support services. For the three months ended March 31, 2026, administrative support services expense of $30,000 was recognized.

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

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these standards will have on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2026

Westin Acquisition Corp.

By:	/s/ Kok Peng Na
Name:	Kok Peng Na
Title:	Chief Executive Officer and Chairman

EXHIBIT A

Names of Potential Targets

A-1