Form 10-Q/A
period 2025-12-31
Westin Acquisition Corp
filed 2026-09-28
CIK 2076192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

Form 10-Q/A

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

As of September 25, 2026, 7,908,613 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

Westin Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, originally filed with the Securities and Exchange Commission on February 13, 2026 (the “Original Form 10-Q”).

The Company is filing this Amendment to correct certain errors relating to the number of Class A ordinary shares subject to possible redemption. In connection with the Company’s initial public offering, the underwriters exercised their over-allotment option in full, resulting in the issuance of an aggregate of 5,750,000 Class A ordinary shares as part of the units sold in the initial public offering. The Original Form 10-Q incorrectly reflected 5,000,000 Class A ordinary shares, rather than 5,750,000 Class A ordinary shares, as subject to possible redemption. This Amendment corrects the number of Class A ordinary shares subject to possible redemption and the related weighted-average share and earnings per share calculations and corresponding disclosures. The Company's disclosure confirms that the underwriters fully exercised the 750,000-unit over-allotment option.

This Amendment also removes disclosure regarding a right of first refusal purportedly granted to SAP in connection with certain financial advisory, capital markets, underwriting and private placement services. No such right of first refusal was granted to SAP, and such disclosure was included in the Original Form 10-Q in error. The disclosure being removed is the SAP right-of-first-refusal disclosure appearing in the Original Form 10-Q.

Except as described above and as reflected in the amended disclosures herein, this Amendment does not amend, update or otherwise modify any other information in the Original Form 10-Q. This Amendment speaks as of the filing date of the Original Form 10-Q and does not reflect events occurring after such date or modify or update disclosures that may have been affected by subsequent events.

Westin Acquisition Corp.

FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

WESTIN ACQUISITION CORP

CONDENSED BALANCE SHEET

	December 31, 2025	June 30, 2025
	(Unaudited)	(Audited)
Assets
Cash in bank	$432,172	$-
Deferred offering costs	-	200,000
Total Current Assets	432,172	200,000

Cash and marketable securities held in the trust	57,891,644	-
Total Assets	$58,323,816	$200,000

Liabilities
Accrued expenses	44,951	-
Promissory note - related party	449,377	184,475
Total current liabilities	494,328	184,475

Deferred Underwriting Commission	2,300,000	-

Total liabilities	2,794,328	184,475

Class A ordinary shares, $0.0001 par value, 450,000,000 shares authorized, 5,750,000 shares subject to possible redemption as of December 31, 2025	50,431,383	-

Commitment and contingencies (Note 6)

Shareholders’ Equity
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 292,500 shares issued and outstanding (excluding 5,750,000 shares subject to redemption) as of December 31, 2025 and nil issued and outstanding as of June 30, 2025	29	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,012,500 shares issued and outstanding as of December 31, 2025 and June 30, 2025 (1)	201	201
Additional paid-in capital	4,982,829	24,799
Retained earnings/ (accumulated deficit)	115,046	(9,475)
Total shareholders’ equity	5,098,105	15,525
Total liabilities and shareholders’ equity	$58,323,816	$200,000

(1)	On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended December 31, 2025	For the Six Months Ended December 31, 2025	For the Period from June 3, 2025 (Inception) Through June 30, 2025
	(Unaudited)	(Unaudited)	(Audited)
Formation costs	$7,428	11,767	$9,475
Administrative fee	255,351	255,351	-
Total operating expenses	262,779	267,118	9,475

Income earned on marketable securities held in Trust Account	(391,639)	(391,639)	-

Net income (loss)	128,860	124,521	(9,475)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	3,500,000	1,750,000	-
Basic and diluted net income per ordinary share, redeemable ordinary shares	0.11	0.28	-

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares (1)	2,012,500	2,012,500	2,012,500
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.12)	(0.18)	$(0.005)

(1)	On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained earnings/ (Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit)	Equity
Balance as of June 3, 2025 (Inception)	-	-	-	-	-	-	-
Class B ordinary shares issued to Sponsor	-	-	2,012,500	201	24,799	-	25,000
Net loss	-	-	-	-	-	(9,475)	(9,475)
Balance as of June 30, 2025	-	-	2,012,500	$201	$24,799	$(9,475)	$15,525
Net loss	-	-	-	-	-	(4,339)	(4,339)
Balance as of September 30, 2025	-	-	2,012,500	$201	$24,799	(13,814)	11,186
Net income	-	-	-	-	-	128,860	128,860
Issuance of representative shares	57,500	6	-	-	(6)	-	-
Sales of private placement units	235,000	23	-	-	2,349,977	-	2,350,000
Issuance of public rights, net of issuance costs	-	-	-	-	3,409,655	-	3,409,655
Accretion of ordinary shares subject to redemption value	-	-	-	-	(801,596)	-	(801,596)
Balance as of December 31, 2025	292,500	$29	$2,012,500	$201	$4,982,829	$115,046	$5,098,105

(1)	On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

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

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended December 31 2025		For the Six Months Ended December 31, 2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(427,134)	$(245,602)	$(314,919)	$(362,156)
Accretion of initial measurement of ordinary shares subject to redemption value	801,596	-	801,596	-
Allocation of net income (loss)	$374,462	$(245,602)	$486,677	$(362,156)
Denominators:
Weighted-average ordinary shares outstanding	3,500,000	2,012,500	1,750,000	2,012,500

Basic and diluted net income (loss) per share	$0.11	$(0.12)	$0.28	$(0.18)

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

WESTIN ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Class A ordinary shares subject to possible redemption

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company will classify the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 Class A ordinary shares sold as part of the units in the Initial Public Offering will be issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital.

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

Rights

As of December 31, 2025, there were 958,334 public rights and 36,666 private rights include in the Placement Units outstanding. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-sixth (1/6) of a Class A ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-sixth (1/6) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 3, 2025, the Sponsor acquired an aggregate of 2,012,500 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. Of these, 262,500 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. Following the full exercise of the over-allotment option on November 5, 2025, no Founder Shares are subject to forfeiture. Accordingly, the Sponsor currently holds 2,012,500 Founder Shares.

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

Date: September 25, 2026

Westin Acquisition Corp.

By:	/s/ Kok Peng Na
Name:	Kok Peng Na
Title:	Chief Executive Officer and Chairman

EXHIBIT A

Names of Potential Targets

A-1