Form 10-Q/A
period 2026-03-31
Westin Acquisition Corp
filed 2026-09-28
CIK 2076192

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

EXPLANATORY NOTE

Westin Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, originally filed with the Securities and Exchange Commission on May 18, 2026 (the “Original Form 10-Q”).

The Company is filing this Amendment to correct certain errors relating to the number of Class A ordinary shares subject to possible redemption. In connection with the Company’s initial public offering, the underwriters exercised their over-allotment option in full, resulting in the issuance of an aggregate of 5,750,000 Class A ordinary shares as part of the units sold in the initial public offering. The Original Form 10-Q incorrectly reflected 5,000,000 Class A ordinary shares, rather than 5,750,000 Class A ordinary shares, as subject to possible redemption. This Amendment corrects the number of Class A ordinary shares subject to possible redemption and the related weighted-average share and earnings per share calculations and corresponding disclosures. The March 31 financial statements confirm that the IPO consisted of 5,750,000 Units following exercise of the over-allotment option.

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

Westin Acquisition Corp.

FORM 10-Q FOR QUARTER ENDED March 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements

WESTIN ACQUISITION CORP

CONDENSED BALANCE SHEET

	March 31, 2026	June 30, 2025
	(Unaudited)	(Audited)
Assets
Cash in bank	$361,629	$-
Deferred offering costs	-	200,000
Total Current Assets	361,629	200,000

Cash and marketable securities held in the trust	58,360,098	-
Total Assets	$58,721,727	$200,000

Liabilities
Accrued expenses	62,003	-
Promissory note - related party	449,377	184,475
Total current liabilities	511,380	184,475

Deferred Underwriting Commission	2,300,000	-

Total liabilities	2,811,380	184,475

Class A ordinary shares, $0.0001 par value, 450,000,000 shares authorized, 5,750,000 shares subject to possible redemption as of March 31, 2026	51,743,085	-

Commitment and contingencies (Note 6)

Shareholders’ Equity
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 292,500 shares issued and outstanding (excluding 5,750,000 shares subject to redemption) as of March 31, 2026 and nil issued and outstanding as of June 30, 2025	29	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,012,500 shares issued and outstanding as of March 31, 2026 and June 30, 2025 (1)	201	201
Additional paid-in capital	3,671,127	24,799
Retained earnings/(Accumulated deficit)	495,905	(9,475)
Total shareholders’ equity	4,167,262	15,525
Total liabilities and shareholders’ equity	$58,721,727	$200,000

(1)	On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2026	For the Nine Months Ended March 31, 2026	For the Period from June 3, 2025 (Inception) Through June 30, 2025
	(Unaudited)	(Unaudited)	(Audited)
Formation costs	$-	11,768	$9,475
Administrative fee	87,595	342,945	-
Total operating expenses	87,595	354,713	9,475

Income earned on marketable securities held in Trust Account	(468,454)	(860,093)	-

Net loss	380,859	505,380	(9,475)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,750,000	3,063,869	-
Basic and diluted net income per ordinary share, redeemable ordinary shares	0.11	0.39	-

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares(1)	2,305,000	2,305,000	2,305,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.12)	(0.30)	$(0.005)

(1)	On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WESTIN ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of June 3, 2025 (Inception)	-	-	-	-	-	-	-
Class B ordinary shares issued to Sponsor	-	-	2,012,500	201	24,799	-	25,000
Net loss	-	-	-	-	-	(9,475)	(9,475)
Balance as of June 30, 2025	-	-	2,012,500	$201	$24,799	$(9,475)	$15,525
Net loss	-	-	-	-	-	(4,339)	(4,339)
Balance as of September 30, 2025	-	-	2,012,500	$201	$24,799	(13,814)	11,186
Net loss	-	-	-	-	-	128,860	128,860
Issuance of representative shares	57,500	6	-	-	(6)	-	-
Sales of private placement units	235,000	23	-	-	2,349,977	-	2,350,000
Issuance of public rights, net of issuance costs	-	-	-	-	3,409,655	-	3,409,655
Accretion of ordinary shares subject to redemption value	-	-	-	-	(801,596)	-	(801,596)
Balance as of December 31, 2025	292,500	$29	$2,012,500	$201	$4,982,829	$115,046	$5,098,105
Net income	-	-	-	-	-	380,859	380,859
Accretion of ordinary shares subject to redemption value	-	-	-	-	(1,311,702)	-	(1,311,702)
Balance as of March 31, 2026	292,500	29	2,012,500	201	3,671,127	495,905	4,167,262

(1)	On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture.

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

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended March 31, 2026	For the Nine Months Ended March 31, 2026
Net income	$380,859	$505,380
Less: Accretion of redeemable ordinary shares subject to redemption value	(1,311,702)	(2,113,298)
Net loss including accretion of redeemable ordinary shares to redemption value	(930,843)	(1,607,918)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31 2026		For the Nine Months Ended March 31, 2026
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(664,475)	$(266,368)	$(917,596)	$(690,322)
Accretion of initial measurement of ordinary shares subject to redemption value	1,311,702	-	2,113,298	-
Allocation of net income (loss)	$647,227	$(266,368)	$1,195,702	$(690,322)
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	2,305,000	3,063,869	2,305,000

Basic and diluted net income (loss) per share	$0.11	$(0.12)	$0.39	$(0.30)

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

Promissory Note - Related Party

The Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and due at the earlier of i) December 31, 2026 or ii) the date on which the Company closes a business combination. As of March 31, 2026 and June 30, 2025, $449,377 and $184,475 was borrowed by the Company under the promissory note.

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

Rights

As of March 31, 2026, there were 958,334 public rights and 36,666 private rights included in the Placement Units outstanding. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-sixth (1/6) of a Class A ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-sixth (1/6) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were ineffective. The Company lacks adequate control to ensure that it has identified and timely disclosed all agreements that require disclosure for commitment and contingencies in its financial statements.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Promissory Note, dated October 30, 2025, issued by Westin Acquisition Corp. to Westin Investment Co. Ltd.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2026

Westin Acquisition Corp.

By:	/s/ Kok Peng Na
Name:	Kok Peng Na
Title:	Chief Executive Officer and Chairman

EXHIBIT A

Names of Potential Targets

A-1