Form 10-K
period 2026-06-30
Westin Acquisition Corp
filed 2026-09-29
CIK 2076192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-42926

Westin Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1165-L

3 Coleman Street #03-24

Singapore 179804

(Address of principal executive offices and zip code)

+65 9488 4425

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, par value $0.0001, and one Right entitling the holder to receive one-sixth (1/6) of one Class A ordinary share	WSTNU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	WSTN	The Nasdaq Stock Market LLC
Rights to receive one-sixth (1/6) of one Class A Ordinary Share	WSTNR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2026, there were 8,055,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

Westin Acquisition Corp.

i

CERTAIN TERMS

References to the “Company,” “our Company,” “Westin,” “our,” “us,” or “we” refer to Westin Acquisition Corp., a blank check company incorporated on June 3, 2025, as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “target business.” References to our “Sponsor” refer to Westin Investment Co. Ltd., a Cayman Islands exempted company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” or “IPO” refer to our initial public offering, which closed on November 5, 2025 (the “Closing Date”). References to “Public Shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our Public Shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1. Business Overview.

We are a Cayman Islands company incorporated on June 3, 2025, as an exempted company with limited liability. We chose to incorporate in the Cayman Islands due to (i) its tax-neutrality, which allows international transactions to be structured efficiently without an additional layer of tax and (ii) simplicity of establishment and flexibility of administration, including easy migration to another jurisdiction, the existence of statutory procedures for merger or consolidation, and no takeover code or bespoke public company filing requirements.

We were formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Subsequent to June 30, 2026, on July 22,2026, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with First Choice Healthcare Solutions, Inc., a Delaware Corporation (“First Choice”) and First Choice Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), as disclosed in our Current Report on Form 8-K filed on July 29, 2026. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. While we intended to conduct a global search for target businesses without being limited by geographic region, our executive officers have experience investing in and building businesses in the Asia Pacific region and have a deep understanding of the region’s business environment, regulations, regulatory bodies and culture. We will not undertake our initial business combination with any company being based in or having the majority of the company’s operations in Greater China (which includes, solely for purposes of this Annual Report, the People’s Republic of China, Hong Kong, Taiwan and Macau). Following the execution of the Business Combination Agreement described above, we are no longer pursuing other prospective target businesses and are focused on completing the proposed Business Combination.

We may retain all of our available funds and any future earnings following a business combination to fund the development and growth of our business. As a result, we may not expect to pay any cash dividends in the foreseeable future.

We believe our management team is well positioned to identify and evaluate attractive business combination opportunities and to execute transactions that have the potential to create value for our shareholders. Our management team has extensive experience in cross-border mergers and acquisitions, capital raising, deal-making and investment, and has developed relationships with industry executives, private owners, private equity funds, family offices, commercial and investment bankers, lawyers and other financial sector service providers and participants.

Initial Public Offering and Private Placement

In June 2025, the Company issued an aggregate of 2,012,500 Class B ordinary shares, per value $0.0001 per share (the “Initial Shares”), to the Sponsor for an aggregate consideration of $25,000, or approximately $0.0124 per share. Of the 2,012,500 Initial Shares issued and outstanding, up to 262,500 Initial Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. On November 5, 2025, the underwriters fully exercised the over-allotment option, and as a result, the 262,500 Initial Shares were no longer subject to forfeiture. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holders thereof on a one-for-one basis, subject to the adjustments described in our Registration Statement.

On November 5, 2025, the Company consummated its initial public offering (the “IPO”) of 5,750,000 units (the “Units”), which included 750,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one right to receive one-sixth (1/6) of one Class A ordinary share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $57,500,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 235,000 Units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Units, generating total gross proceeds of $2,350,000. Each Placement Unit consisting of one Class A ordinary share and one right to receive one-sixth (1/6) of one Class A ordinary share upon the consummation of the Company’s initial business combination.

A total of $57,500,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held outside of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

 Since our IPO, our principal business activity has been identifying and evaluating suitable acquisition transaction candidates. Subsequent to the end of the fiscal year, on July 22, 2026, we entered into a Business Combination Agreement with First Choice Healthcare Solutions, Inc., a Delaware corporation (“First Choice”), and First Choice Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), as disclosed in our Current Report on Form 8-K filed on July 29, 2026, and we are currently focused on completing the proposed business combination. We have not generated any operating revenues to date and have incurred formation and operating costs since inception.

On December 31, 2025, holders of the Company’s Units could elect to separately trade the Class A ordinary shares and rights included in the Units. Any Units not separated continue to trade on the Nasdaq Capital Market (“Nasdaq”) under the symbol “WSTNU.” The Class A ordinary shares and rights that are separated trade on Nasdaq under the symbols “WSTN” and “WSTNR,” respectively. Holders of Units will need to have their brokers contact Odyssey Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the Units into Class A ordinary shares and rights.

COMPETITIVE ADVANTAGES

Seasoned management team with proven track record

Our management team is led by Mr. Kok Peng Na, our chairman and chief executive officer, who has almost 25 years of combined experience in cross-border mergers and acquisitions, capital raising, deal-making and investment. Our mission is to maximize shareholder value by identifying an acquisition target with significant growth prospects. The breadth and depth of our management team’s experience empower us to adeptly identify, thoroughly assess, and strategically structure transactions to the advantage of all shareholders. Additionally, we are positioned to source deals through our sponsor or their affiliates, enhancing our capacity to realize our strategic objectives.

Leveraging the extensive experience of our management team, which comprises executives of different companies across multiple sectors and industries, we have a distinct advantage in sourcing, evaluating and consummating an attractive transaction. We believe that our management’s track record of identifying and sourcing business combination targets positioned us well to appropriately evaluate potential candidates. Following the execution of the Business Combination Agreement described above, we are currently focused on completing the proposed Business Combination.

Differentiated access to deal sourcing and leading industry relationships

Our target identification and selection process leveraged the broad and deep relationship network of our management team, Sponsor and their affiliates, including seasoned executives and operators, private equity investors, lenders, attorneys and family offices. We believe that these relationships provided our management team with a robust flow of acquisition opportunities. Following the execution of the Business Combination Agreement described above, we are currently focused on completing the proposed Business Combination.

Strong understanding of the public and private markets

We believe that the significant experience of our management team in capital markets, cross-border mergers and acquisitions, capital raising, deal-making and investment was instrumental in identifying and evaluating potential business combination opportunities, including the proposed Business Combination described above, and will continue to support us in consummating such transaction. Our management team’s experience in evaluating businesses and executing transactions provides us with valuable insight as we work toward completing the proposed Business Combination.

Robust execution and structuring capabilities

Our combined expertise and reputation will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We are currently focused on executing the proposed business combination and believe that our experience in structuring and negotiating transactions will support the successful completion of such transaction.

BUSINESS STRATEGIES

We have sought to capitalize on the strength of our management team. Our team consists of experienced financial and consulting services professionals and senior operating executives of companies operating in multiple jurisdictions. Collectively, our officers and directors have decades of combined experience in cross-border mergers and acquisitions, capital raising, deal-making and investment. We believe we have benefited from their accomplishments and experience in identifying and evaluating attractive acquisition opportunities. Subsequent to the end of the fiscal year, on July 22, 2026, we entered into a Business Combination Agreement with First Choice Healthcare Solutions, Inc., a Delaware corporation (“First Choice”), and First Choice Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), as described above, and we are currently focused on completing the proposed Business Combination. However, there can be no assurance that we will successfully consummate the proposed Business Combination. We believe that we can add value to businesses by providing them with access to the U.S. capital markets.

Prior to entering into the Business Combination Agreement, there was no restriction on the geographic location of targets we could pursue, except that we would not undertake our initial business combination with any company being based in or having the majority of its operations in Greater China. We focused our search for an initial business combination on private companies with compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams seeking access to the U.S. public capital markets. Following the execution of the Business Combination Agreement described above, we are no longer pursuing other prospective targets and are focused on completing the proposed Business Combination.

ACQUISITION CRITERIA

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. Prior to entering into the Business Combination Agreement described above, we identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Established businesses with long-term financial visibility. We will seek to acquire a target that has already generated, or has the near-term potential to generate, strong and stable cash flow, with predictable and recurring revenue streams.

●	Defensible market position. We intend to seek target businesses with strong positions in an industry where they have disruptive or leading competitive technology, distinctive brand equity and/or product competencies.

●	Growth opportunities through capital investment. We intend to seek candidates who may be at a point of achieving high growth and require additional expertise or capital to help drive their further expansion.

●	Talented and incentivized management team with a proven track record. We will focus on candidates with a strong and experienced management team that has a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We will seek to partner with a management team that is well-incentivized and aligned in interest to create enduring shareholder value, with the ambition to take advantage of the improved liquidity and additional capital that can come from a successful U.S. public listing. We expect that the operating and financial abilities of our management and board will help potential target companies to unlock opportunities for future growth and enhanced profitability.

●	Benefit from being a public company. We intend to pursue a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile associated with being a public company. We expect that the access to the public capital markets could allow such a target business to accelerate its growth, thereby enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet and recruit and retain key employees through the use of publicly-traded equity compensation.

●	Benefit uniquely from our capabilities. We will seek to acquire a business where the collective capabilities of our management and sponsor can be leveraged to tangibly improve the operations and market position of the target.

●	Attractive risk-adjusted returns. We intend to acquire a target that we believe can offer attractive risk-adjusted returns on the investments of our shareholders.

This criteria does not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the U.S. Securities and Exchange Commission, or the SEC. Following the execution of the Business Combination Agreement, we are currently focused on completing the proposed business combination.

Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

On July 22, 2026, we entered into the Business Combination Agreement described above with First Choice Healthcare Solutions, Inc. and the other parties thereto, as disclosed in our Current Report on Form 8-K filed on July 29, 2026, and we are currently focused on completing the proposed business combination, although there can be no assurance that such transaction will be completed.

We will have until 18 months from the closing of our initial public offering(or such later date as may be approved by our shareholders to extend the period to consummate an initial business combination) to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within the18-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, our public shareholders will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable laws. If we are unable to consummate our initial business combination within the 18-month period or such period that may be extended, we will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and less interest to pay dissolution expenses up to $100,000) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the rights will expire and will be worthless.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

If we are unable to complete the proposed business combination, we may continue to evaluate alternative business combination opportunities, subject to the time remaining under our amended and restated memorandum and articles of association.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital, funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. On July 22, 2026, we entered into a Business Combination Agreement, and we are currently focused on completing the proposed business combination; however, we may continue to face competition in completing such transaction. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Our Investment Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital planning experience. On July 22, 2026, we entered into a Business Combination Agreement, and we are currently focused on completing the proposed business combination; however, we conducted the due diligence process described above in connection with our evaluation of such target. Due to the relationships among our sponsor, management team and their respective affiliates, we believe that we will have the capacity to appropriately source opportunities, and to conduct critical business, financial and other analyses of prospective target businesses ourselves, and accordingly, relative to other blank check companies, we believe we have less reliance on unaffiliated third parties to provide such key elements of the investment process.

Each of our directors and officers presently has, and in the future any of our directors and officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands laws, we renounce our interest or expectancy in any corporate opportunity offered to any officer or director and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination. See “Directors, Executive Officers and Corporate Governance — Conflicts of Interest”.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources and target management teams and experience in executing transactions under varying economic and financial market conditions. On July 22, 2026, we entered into a Business Combination Agreement, and we are currently focused on completing the proposed business combination; however, the sourcing capabilities described above were instrumental in identifying such target. We believe that these networks of contacts and relationships will provide us important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

As more fully discussed in “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other Acquisition Considerations

Members of our management team may directly or indirectly own our ordinary shares and/or private placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. On July 22, 2026, we entered into a Business Combination Agreement, and we are currently focused on completing the proposed business combination. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least [*]billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds [*] million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of the second fiscal quarter of such fiscal year, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of the second fiscal quarter of such fiscal year.

Financial Position

With funds available for a business combination initially in the amount of approximately $57,500,000, before redemptions and subject to interest earned and expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. On July 22, 2026, we entered into a Business Combination Agreement described above, and we are currently focused on completing the proposed business combination. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are currently engaged in activities related to our proposed initial business combination.On July 22, 2026, we entered into the Business Combination Agreement described above, as disclosed in our Current Report on Form 8-K filed on July 29, 2026. We intend to effect our initial business combination using cash from the proceeds of our offering and the private placement of the private placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, other than as contemplated by the Business Combination Agreement described above, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. On July 22, 2026, we entered into the Business Combination Agreement described above, as disclosed in our Current Report on Form 8-K filed on July 29, 2026, and we are currently focused on completing the proposed business combination.

If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. While we have entered into a Business Combination Agreement, we may still have limited ability to fully evaluate the target’s management team and their ability to operate a public company. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain aSssociated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consumption of our initial public offering, we will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. However, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	the Company’s registration statement/proxy statement filed for its business combination transaction would disclose the possibility that the Company’s sponsor, directors, officers, advisors or their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if the Company’s sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through the Company’s redemption process;

●	the Company’s registration statement/proxy statement filed for its business combination transaction would include a representation that any of the Company’s securities purchased by the Company’s sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	the Company’s sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to the Company’s securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	the Company would disclose in its Form 8-K, before to the Company’s security holder meeting to approve the business combination transaction, the following material items:

○	the amount of the Company’s securities purchased outside of the redemption offer by the Company’s sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

○	the purpose of the purchases by the Company’s sponsor, directors, officers, advisors or their affiliates;

○	the impact, if any, of the purchases by the Company’s sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of Company security holders who sold to the Company’s sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of Company security holders (e.g., 5% security holders) who sold to the Company’s sponsor, directors, officers, advisors or their affiliates; and

○	the number of Company securities for which the Company has received redemption requests pursuant to its redemption offer.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. On July 22, 2026, we entered into a Business Combination Agreement and are currently focused on completing the proposed business combination. The amount in the trust account is initially anticipated to be approximately $10.00 per public share, before redemptions and subject to interest earned and expenses. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their initial shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any initial shares held by them and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own 22.72% of our issued and outstanding ordinary shares (including private placement shares) entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their initial shares and public shares in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us and waived their right to have any initial shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires initial shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of our initial public offering (or such later date as may be approved by our shareholders).

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have 18 months from the closing of our initial public offering (or such later date as may be approved by our shareholders to extend the period to consummate an initial business combination) to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period or any extended period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public rights or private placement rights, which will expire worthless if we fail to complete our initial business combination within the applicable period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their initial shares if we fail to complete our initial business combination within 18 months from the closing of our initial public offering (or such later date as may be approved by our shareholders). However, if our sponsor acquires public shares after our initial public offering (or such later date as may be approved by our shareholders), it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the applicable period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or such later date as may be approved by our shareholders) or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the funds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00 per public share. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the redemption price will not be substantially less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $50,000,000 from the proceeds of our initial public offering and the sale of the private placement units, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $10.00, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $10.00, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 18 months from the closing of our initial public offering , subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our initial public offering and our pre-business combination activities that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their initial shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 18 months from the closing of our initial public offering, subject to any extension of such period as approved by our shareholders, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend and vote at a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We currently have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there are any. In fiscal year 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive office at Suite 1165-L, 3 Coleman Street #03-24, Singapore 179804.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A Ordinary Shares and Rights are each traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “WSTNU,” “WSTN” and “WSTNR,” respectively.

Holders

As of [*], 2026, we had [*] holders of record of our Units, [*] holders of record of our Class A Ordinary Shares and [*] holders of record of our Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands Law. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In June 2025, our Sponsor paid $25,000 in exchange for an aggregate of 2,012,500 Class B ordinary shares, par value $0.0001 per share. Of such shares, up to 262,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. On November 5, 2025, the underwriters fully exercised their over-allotment option, and as a result, such 262,500 shares were no longer subject to forfeiture.

On November 5, 2025, the Company consummated its initial public offering of 5,750,000 Units, including 750,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share and one right to receive one-sixth (1/6) of one Class A ordinary share upon consummation of the Company’s initial business combination. The Units were sold at $10.00 per Unit, generating aggregate gross proceeds of $57,500,000.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 235,000 Private Placement Units to the Sponsor at $10.00 per Private Placement Unit, generating aggregate gross proceeds of $2,350,000.

A total of $57,500,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by Odyssey Trust Company, acting as trustee.

Subsequent to the end of the fiscal year, on July 22, 2026, the Company entered into the Business Combination Agreement described above and is currently focused on completing the proposed Business Combination.

On December 31, 2025, holders of the Company’s Units were permitted to elect to separately trade the Class A ordinary shares and Rights included in the Units. Any Units not separated continue to trade on Nasdaq under the symbol “WSTNU,” and the separated Class A ordinary shares and Rights trade under the symbols “WSTN” and “WSTNR,” respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Westin Acquisition Corporation The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included herein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Subsequent to the end of the fiscal year, on July 22, 2026, we entered into the Business Combination Agreement described above with First Choice and are currently focused on completing the proposed Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our activities from June 3, 2025 (inception) through June 30, 2026 consisted primarily of organizational activities, activities necessary to consummate our IPO and, subsequent to our IPO, identifying and evaluating prospective business combination candidates. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

We generate non-operating income in the form of interest income earned on investments held in the Trust Account. We incur expenses as a result of being a public company, including legal, financial reporting, accounting and auditing expenses, as well as due diligence and other transaction-related expenses incurred in connection with the proposed Business Combination.

For the year ended June 30, 2026, we had net income of $890,446, which consisted of operating expenses of $490,333 and income earned on marketable securities held in Trust Account of $1,380,779.

Liquidity and Capital Resources

On November 5, 2025, we consummated our IPO of 5,750,000 units (the “Units”), including 750,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $57,500,000. Simultaneously with the closing of our IPO, we consummated the sale of 235,000 Private Placement Units at a price of $10.00 per Private Placement Unit to the Sponsor, generating gross proceeds of $2,350,000.

Upon the closing of the IPO and the Private Placement on November 5, 2025, a total of $57,500,000 was placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and maintained by Odyssey Trust Company, as trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto, including deferred underwriting discounts and commissions payable to the underwriters upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2026, we had $319,009 in cash and a working capital deficit of $285,370. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Initial shares and the loan under an unsecured promissory note from the   Sponsor of $449,377. Subsequent to the consummation of the IPO, the Company has required and expects to continue to require additional capital to satisfy its liquidity needs, including paying existing accounts payable and professional fees and funding legal, accounting, due diligence and other transaction-related expenses in connection with the proposed Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

The Company expects to use funds held outside the Trust Account primarily to pay existing accounts payable and professional fees and to fund legal, accounting, due diligence and other expenses incurred in connection with the proposed Business Combination.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to the end of the fiscal year, on July 22, 2026, the Company entered into the Business Combination Agreement described above. On July 25, 2026, EU Asia Holidays Pte. Ltd. acquired all of the issued and outstanding shares of the Sponsor from Westin Ventures Holdings Ltd. The transaction did not result in a transfer of any securities of the Company held directly by the Sponsor.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement

Our sponsor has agreed, commencing from the date that our securities are first listed on Nasdaq through the earlier of the consummation of our initial business combination and our liquidation, to make available to us certain general and administrative services, including office space, administrative and support services, as we may require from time to time. We have agreed to pay our sponsor $10,000 per month for these services.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount equal to 2% of the gross proceeds of the IPO, or $1,150,000 following the full exercise of the underwriters’ over-allotment option. In addition, the underwriters are entitled to a deferred underwriting commission equal to 4% of the gross proceeds of the IPO, or up to $2,300,000, payable upon the consummation of our initial Business Combination, subject to the terms of the Underwriting Agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K. [Contractual obligations disclosure to be confirmed.]

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2026, we were not subject to material market or interest rate risk. The funds held in the Trust Account are invested in accordance with the terms of the Investment Management Trust Agreement. Due to the short-term nature of such investments, we do not believe that we have material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act.Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were [effective/not effective — TO BE CONFIRMED].

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2026, due to the material weakness in our internal controls as a result of ICFR effectiveness and any material weakness disclosure to be confirmed by management and accountant.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than as described herein, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended June 30, 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Kok Peng Na	49	Chairperson of the Board of Directors and Chief Executive Officer
Stanney Partrick Majawit		Chief Financial Officer
Richard Keng Chong Lim		Independent Director
Nakoorsha Bin Abdul Kadir		Independent Director
Adrian Xinglun Chung		Independent Director

Kok Peng Na. Mr. Na has served as our Chief Executive Officer, Chairman and Director since our formation. Since May 2023, Mr. Na has served as Group Head of Deposits at Standard Chartered Bank in Singapore, where he oversees the bank’s retail deposit business across 30 markets. Since August 2021, he has also served as Director and Co-founder of Singapore Ski & Snowboard Academy Pte. Ltd. From February 2016 to April 2023, he served as Managing Director and Head of Deposits and Investments at OCBC Bank. Mr. Na holds a Bachelor of Engineering (Civil) from the National University of Singapore.

We believe that Mr. Na is qualified to serve as a member of our Board of Directors due to his extensive experience in financial services and the banking industry.

Stanney Patrick Majawit. Mr. Majawit has served as our Chief Financial Officer since our formation. Since May 2021, Mr. Majawit has served as Director and Co-founder of Majawit & Associates Sdn. Bhd., a boutique management consulting firm specializing in capital raising, SPAC readiness, cybersecurity and alternative energy advisory services. From November 2021 to June 2023, Mr. Majawit served as Director and Co-founder of Nunuk Ragang Sands & Minerals Sdn. Bhd., where he oversaw end-to-end operations related to silica sand mining and export activities. From March 2020 to July 2021, he served as Senior Vice President at MoneySave (M) Sdn. Bhd., a licensed debt crowdfunding platform in Malaysia, where he led issuer onboarding, investor engagement and SME credit risk assessment. Mr. Majawit holds a Bachelor of Science in Management Information Systems from Oklahoma State University.

Richard Keng Chong Lim. Mr. Lim has served as one of our independent directors since the consummation of our initial public offering. Since 2024, Mr. Lim has served as Executive Director of Jostar Investment VCC, where he oversees the management of a single-family office fund with a focus on legacy and wealth planning strategies. He has served as an Independent Director of LoneStar Group since 2015 and Chairman of the Audit Committee of Rollin & Co. since 2010, where he provides oversight of financial reporting and internal controls. Mr. Lim holds an M.B.A. and a Bachelor of Applied Science from Nanyang Technological University and holds professional designations including Fellow of the Association of Chartered Certified Accountants, Chartered Accountant (Singapore), and Fellow Chartered Financial Modeler.

We believe that Mr. Lim is qualified to serve as a member of our Board of Directors due to his extensive experience in financial management and corporate governance.

Nakoorsha Bin Abdul Kadir. Mr. Abdul Kadir has served as one of our independent directors since the consummation of our initial public offering. Mr. Abdul Kadir is a Singapore-qualified lawyer with over 20 years of experience spanning public service, regulatory enforcement and private legal practice. Mr. Abdul Kadir previously served as a Deputy Public Prosecutor and State Counsel at the Attorney-General’s Chambers of Singapore and as Assistant Director at the Monetary Authority of Singapore, where he was involved in legal enforcement matters relating to capital markets and financial misconduct. Mr. Abdul Kadir currently serves as Vice-President of the National University of Singapore Society Management Committee. Mr. Abdul Kadir received his LL.B. from the National University of Singapore in 2000.

 We believe that Mr. Abdul Kadir is qualified to serve as a member of our Board of Directors due to his legal experience.

Adrian Xinglun Chung. Mr. Chung has served as one of our independent directors since the consummation of our initial public offering. Mr. Chung joined Mediacorp, Singapore’s national media network, in March 2020, where he has held various senior leadership roles in sales management and strategy. Since March 2024, he has served as Assistant Vice President at Mediacorp. Prior to joining Mediacorp, Mr. Chung held senior leadership roles including Group Account Director and Senior Account Director at Transmedia, as well as Regional Business Director at Air Media, where he was responsible for regional sales management, client acquisition and retention, profit and loss oversight, and campaign strategy across digital and traditional platforms. Earlier in his career, Mr. Chung held various sales and management positions at Johnson & Johnson Vision Care, OCBC Bank and Adecco Group, where he developed expertise in contract negotiation, key account management and team leadership. Mr. Chung holds a Master of Applied Finance from the University of Adelaide and a Bachelor’s degree in Communication Management from Edith Cowan University.

We believe that Mr. Chung is qualified to serve as a member of our Board of Directors due to his extensive experience in the media industry and client management.

Number, Terms of Office and Election of Officers and Directors

Our Board of Directors consists of four members, three of whom are deemed to be “independent” under applicable SEC and Nasdaq rules. Our Board of Directors is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.

Prior to the closing of our initial Business Combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors. Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended in accordance with the terms thereof.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship that, in the opinion of the Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that each of Richard Keng Chong Lim, Nakoorsha Bin Abdul Kadir and Adrian Xinglun Chung is an independent director under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

No compensation was awarded to, earned by, or paid to our officers or directors for the last completed fiscal year. Commencing on the date that our securities were first listed on Nasdaq through the earlier of the consummation of our initial Business Combination and our liquidation, we pay our Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team.

In addition, our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf. There is no limit on the amount of these out-of-pocket expenses, and the reasonableness of such expenses is subject to review by our Board of Directors and Audit Committee.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All such fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with our initial Business Combination. It is unlikely that the amount of such compensation will be known at the time because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

We have established three committees under the board of directors: an audit committee, a compensation committee and a corporate governance and nominating committee and have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee

We have established an Audit Committee of the Board of Directors. The members of our Audit Committee are Richard Keng Chong Lim, Nakoorsha Bin Abdul Kadir and Adrian Xinglun Chung, each of whom satisfies the applicable independence requirements under the Nasdaq listing standards and Rule 10A-3 under the Exchange Act. Mr. Lim serves as Chairperson of the Audit Committee.

Each member of the audit committee is financially literate and our Board of Directors has determined that Chris Constable qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The Audit Committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under the Nasdaq Stock Market Listing Rules as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that Mr. Lim is qualified as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Corporate governance and nominating committee

We have established a Corporate Governance and Nominating Committee of the Board of Directors, which consists of Richard Keng Chong Lim, Nakoorsha Bin Abdul Kadir and Adrian Xinglun Chung, each of whom is an independent director under the Nasdaq Stock Market Listing Rules. Nakoorsha Bin Abdul Kadir is the Chairperson of the Corporate Governance and Nominating Committee.

The Corporate Governance and Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The Corporate Governance and Nominating Committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for selecting director nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders at the annual meeting of shareholders, if any (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our memorandum and articles of association. The corporate governance and nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a Compensation Committee of the Board of Directors, which consists of Richard Keng Chong Lim, Nakoorsha Bin Abdul Kadir and Adrian Xinglun Chung, each of whom is an independent director under the Nasdaq Stock Market Listing Rules. Adrian Xinglun Chung is the Chairperson of the Compensation Committee. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Recovery Policy

We have adopted a compensation recovery policy (the “Clawback Policy”) in accordance with applicable SEC rules and Nasdaq listing standards. The Clawback Policy provides for the recovery of certain erroneously awarded incentive-based compensation received by current or former executive officers in the event that the Company is required to prepare an accounting restatement, as provided under applicable law. A copy of the Clawback Policy is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our directors and officers may continue to be involved in the formation of other special purpose acquisition companies in the future. Thus, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Our officers and directors will not receive distributions from the Trust Account with respect to any initial shares held by them if we do not complete a business combination, and our initial shareholders have agreed that the Private Placement Units will be subject to the applicable transfer restrictions.

●	Our officers and directors may loan funds to us and may be owed reimbursement for expenses incurred in connection with activities on our behalf, which may only be repaid or reimbursed if we complete our initial Business Combination.

In general, officers and directors of a company incorporated under the laws of the Cayman Islands are required to present business opportunities to a company if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its shareholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated memorandum and articles of association provides that, to the maximum extent permitted by applicable law, our officers or directors shall have no duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as our company. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he has pre-existing fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers and directors:

Individual(1)	Entity	Entity’s Business	Affiliation(2)
Kok Peng Na	Westin Investment Co. Ltd. Standard Chartered Bank Singapore Ski & Snowboard Academy Pte. Ltd.	Investment Banking Sports	Director Group Head of Deposits Director and Co-founder

Stanney Patrick Majawit	Majawit & Associates Sdn. Bhd.	Consulting	Director and Co-founder

Richard Keng Chong Lim	Jostar Investment VCC LoneStar Group Rollin & Co.	Wealth Management Manufacturing Financial Services	Executive Director Independent Director Chairman of the Audit Committee

Nakoorsha Bin Abdul Kadir	Nakoorsha Law Corporation National University of Singapore Society Management Committee	Legal Non-Profit	Managing Director Vice President

Adrian Xinglun Chung	Mediacorp	Media	Vice President

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

(2)	Our directors and officers owe fiduciary duties to each of the entities that they are affiliated with in accordance with the fiduciary duties owed by persons in such capacity to the entity.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target which could materially affect our ability to complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our Company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Initial shares held by them (and their permitted transferees will agree) and any Public Shares purchased during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our officers or directors received any cash compensation for services rendered to us during the fiscal year ended June 30, 2026. Commencing on the date that our securities were first listed on Nasdaq through the earlier of the consummation of our initial Business Combination and our liquidation, we pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, are entitled to reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf, including activities related to the proposed Business Combination. Our Audit Committee reviews on a quarterly basis all payments made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial Business Combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation with respect to the proposed Business Combination, but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with the proposed Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of * Ordinary Shares issued and outstanding as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Beneficial Ownership
Westin Investment Co. Ltd. (our Sponsor)(2)			%
EU Asian Holidays Pte. Ltd	-		%
Ong Hanjie	-		%
Kok Peng Na(3)	-	-%
Stannney Patrick Manawit(3)	-	-%
Richard Keng Chong Lim(3)	-	-
Nakoorsha Bin Abdul Kadir(3)	-	-
Adrian Xinglun Chung(3)	-	-
All current directors and executive officers as a group (5 persons)(3)	-		%

(1)	Unless otherwise indicated, the business address of each of our officers and directors is c/o Westin Acquisition Corp., Suite 1165-L, 3 Coleman Street #03-24, Singapore 179804.
(2)	Represents securities held of record by Westin Investment Co. Ltd., our Sponsor. EU Asia Holidays Pte. Ltd. is the sole shareholder of our Sponsor. Ong Hanjie is the sole shareholder of EU Asia Holidays Pte. Ltd. Accordingly, EU Asia Holidays Pte. Ltd. and Mr. Ong may be deemed to beneficially own the securities held directly by our Sponsor.
(3)	Such individual does not beneficially own any of our ordinary shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In June 2025, the Company issued an aggregate of 2,012,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares are subject to the terms and conditions described in our registration statement relating to the IPO, including applicable conversion and transfer restrictions.

On November 5, 2025, the Company consummated its IPO of 5,750,000 Units, including 750,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000. Each Unit consists of one Class A ordinary share and one right to receive [confirm right ratio] of one Class A ordinary share upon the consummation of the Company’s initial Business Combination.

Simultaneously with the closing of the IPO, the Company consummated the private placement of an aggregate of 235,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating aggregate gross proceeds of $2,350,000.

A total of $57,500,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by Odyssey Trust Company, acting as trustee.

On December 31, 2025, holders of the Company’s Units were permitted to elect to separately trade the Class A ordinary shares and rights included in the Units. The Class A ordinary shares and rights trade on Nasdaq under the symbols “WSTN” and “WSTNR,” respectively, and Units that are not separated continue to trade under the symbol “WSTNU.”

On July 25, 2026, Westin Ventures Holdings Ltd. transferred all of the issued and outstanding shares of the Sponsor to EU Asia Holidays Pte. Ltd. Following the transfer, EU Asia Holidays Pte. Ltd. became the sole shareholder of the Sponsor. The transfer did not result in a transfer of any securities of the Company held directly by the Sponsor.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services, commencing on the date that our securities were first listed on Nasdaq through the earlier of the consummation of our initial Business Combination and our liquidation. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

Our Sponsor, officers and directors, or any of their respective affiliates, are entitled to reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf, including activities related to the proposed Business Combination. Our Audit Committee reviews on a quarterly basis all payments made to our Sponsor, officers, directors or our or their affiliates. There is no cap or ceiling on the reimbursement of such out-of-pocket expenses.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the initial shares, representative shares, private placement units, and units that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable).

Related Party Policy

Our Code of Conduct and Ethics requires us to avoid, wherever possible, all related-party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by our Board of Directors or our Audit Committee. Related-party transactions generally include transactions in which we are a participant and a related person, including an executive officer, director, director nominee, greater than 5% beneficial owner of our Ordinary Shares or an immediate family member of any such person, has a direct or indirect material interest.

We require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information regarding related-party transactions. Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent that we enter into such transactions. All ongoing and future transactions between us and any of our officers or directors or their respective affiliates will be on terms believed by us to be no less favorable to us than those available from unaffiliated third parties.

Such transactions require prior approval by our Audit Committee and a majority of our disinterested independent directors. We will not enter into any such transaction unless our Audit Committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us from unaffiliated third parties.

These procedures are intended to determine whether any related-party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our sponsor of $10,000 per month, for up to 18 months , for office space, utilities and secretarial and administrative support; and

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that each of Richard Keng Chong Lim, Nakoorsha Bin Abdul Kadir and Adrian Xinglun Chung is an independent director under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Audit Alliance LLP or “AAL”, acts as our independent registered public accounting firm. The following is a summary of fees paid to Audit Alliance LLP for services rendered.

Audit Fees. For the year ended June 30, 2026 and for the period from June 3, 2025(inception) through June 30, 2025, fees for our independent registered public accounting firm were approximately $70,000 and $70,000, respectively, for the services AAL performed in connection with our Initial Public Offering and the audit of our June 30, 2026financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended June 30, 2026and for the period from June 3, 2025(inception) through June 30, 2025, fees for our independent registered public accounting firm were approximately $36,000 and $0, respectively, for services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended June 30, 2026and for the period from June 3, 2025(inception) through June 30, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended June 30, 2026 and the period from June 3, 2025(inception) through June 30, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated November 3, 2025, by and between the Company and A.G.P./Alliance Global Partners, as representative of the underwriters named therein
2.1**	Business Combination Agreement, dated July 22, 2026, by and among the Company, First Choice Healthcare Solutions, Inc. and First Choice Acquisition Corp.
3.1*	Amended and Restated Memorandum and Articles of Association
4.1*	Specimen Unit Certificate
4.2***	Specimen Class A Ordinary Shares Certificate
4.3***	Specimen Rights Certificate
4.4***	Rights Agency Agreement by and between Odyssey Trust Company and the Registrant
10.1*	Letter Agreement among the Registrant and the Sponsor, Officers, and Directors
10.2*	Investment Management Trust Agreement by and between Odyssey Trust Company and the Registrant
10.3*	Registration Rights Agreement by and between the Registrant and Insiders
10.4*	Private Units Purchase Agreement between the Registrant and the Sponsor
10.5*	Form of Indemnity Agreement by and between the Company and each of the officers and directors of the Company
10.6*	Administrative Services Agreement
10.7**	Parent Support Agreement
10.8**	Company Support Agreement
10.9**	Form of Lock-Up Agreement
10.10**	Form of Registration Rights Agreement
10.11**	Share Transfer Agreement, dated July 25, 2026
14.1***	Code of Ethics
31.1****	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2****	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1****	Clawback Policy
101.INS****	Inline XBRL Instance Document.
101.SCH****	Inline XBRL Taxonomy Extension Schema Document.
101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB****	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104****	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 5, 2025.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 29, 2026.
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on September 17, 2025 (File No. 333-288889).
****	Filed herewith
*****	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Westin Acquisition Corporation

By:	/s/ Kok Peng Na
Name:	Kok Peng Na
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Westin Acquisition Corporation

By:	/s/ Stanney Patrick Majawit
Name:	Stanney Patrick Majawit
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kok Peng Na	Chief Executive Officer and Chairman	September 28, 2026
Mr. Kok Peng Na	(Principal Executive Officer)

/s/ Stanney Patrick Majawit	Chief Financial Officer	September 28, 2026
Stanney Patrick Majawit	(Principal Accounting and Financial Officer)

WESTIN ACQUISITION CORP

Financial Statements

INDEX TO FINANCIAL STATEMENTS

Content	Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 3487)	F-2
Balance Sheet as of June 30, 2026 and 2025	F-3
Statement of Operations for the year ended June 30, 2026 and the period from June 3, 2025 (Inception) through June 30, 2025	F-4
Statement of Changes in Shareholder’s (Deficit) Equity for the year ended June 30, 2026 and the period from June 3, 2025 (Inception) through June 30, 2025	F-5
Statement of Cash Flows for the year ended June 30, 2026 and the period from June 3, 2025 (Inception) through June 30, 2025	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Westin Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Westin Acquisition Corp (the “Company”) as of June 30, 2026 and 2025, and the related statements of operations, shareholder’s equity, and cash flows for the year ended June 30, 2026 and for the period from June 3, 2025 (inception) to June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the year ended June 30, 2026 and for the period from June 3, 2025 (inception) to June 30, 2025, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Explanatory Paragraph-Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 5, 2027 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2025.

Singapore

September 28, 2026

WESTIN ACQUISITION CORP

BALANCE SHEET

	June 30, 2026	June 30, 2025

Assets
Cash in bank	$319,009	$-
Deferred offering costs		200,000
Total Current Assets	319,009	200,000

Cash and marketable securities held in the trust	58,880,783	-
Total Assets	$59,199,792	$200,000

Liabilities
Accrued expenses	155,002	-
Promissory note - related party	449,377	184,475
Total Current Liabilities	604,379	184,475

Deferred Underwriting Commission	2,300,000	-

Total Liabilities	2,904,379	184,475

Class A ordinary shares, $0.0001 par value, 450,000,000 shares authorized, 5,750,000 shares subject to possible redemption as of June 30, 2026	54,435,566	-

Commitment and Contingencies (Note 6)

Shareholders’ Equity
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 292,500 shares issued and outstanding (excluding 5,750,000 shares subject to redemption) as of June 30, 2026 and nil issued and outstanding as of June 30, 2025	29	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,012,500 shares issued and outstanding as of June 30, 2026 and June 30, 2025	201	201
Additional paid-in capital	978,646	24,799
Retained earnings/(Accumulated deficit)	880,971	(9,475)
Total Shareholders’ Equity	1,859,847	15,525
Total Liabilities and Shareholders’ Equity	$59,199,792	$200,000

The accompanying notes are an integral part of the financial statements.

WESTIN ACQUISITION CORP

STATEMENT OF OPERATIONS

	For the Year Ended June 30, 2026	For the Period from June 3, 2025 (Inception) Through June 30, 2025

Formation costs	$11,768	$9,475
Administrative fee	478,565	-
Total operating expenses	490,333	9,475

Income earned on marketable securities held in Trust Account	(1,380,779)	-

Net income(loss)	890,446	(9,475)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	3,733,562	1,750,000
Basic and diluted net income(loss) per ordinary share, redeemable ordinary shares	0.63	(0.01)

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	2,202,425	-
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.66)	$-

The accompanying notes are an integral part of the financial statements.

WESTIN ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of June 3, 2025 (Inception)	-	-	-	-	-	-	-
Class B ordinary shares issued to Sponsor	-	-	2,012,500	201	24,799	-	25,000
Net loss	-	-	-	-	-	(9,475)	(9,475)
Balance as of June 30, 2025	-	-	2,012,500	$201	$24,799	$(9,475)	$15,525
Net income	-	-	-	-	-	890,446	890,446
Sale of Representative Shares	57,500	6	-	-	(6)	-	-
Sales of private placement units	235,000	23	-	-	2,349,977	-	2,350,000
Issuance of public rights, net of issuance costs	-	-	-	-	3,409,655	-	3,409,655
Accretion of ordinary shares subject to redemption value	-	-	-	-	(4,805,779)	-	(4,805,779)
Balance as of June 30, 2026	292,500	29	2,012,500	201	978,646	880,971	1,859,847

The accompanying notes are an integral part of the financial statements.

WESTIN ACQUISITION CORP

STATEMENT OF CASH FLOWS

	For the Year Ended June 30, 2026	For the Period from June 3, 2025 (Inception) Through June 30, 2025

Cash flows from operating activities:
Net income	$890,446	$(9,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(1,380,779)	-
Formation costs paid by Sponsor	4,340	9,475
Changes in operating assets and liabilities
Accrued expenses	155,002	-
Net cash used in operating activities	(330,991)	-

Cash Flows from Investing Activity
Purchase of marketable securities held in Trust Account	(57,500,000)	-
Net cash used in investing activity	(57,500,000)	-

Cash Flows from Financing Activities
Proceeds from sale of public units through public offerings, net of underwriters’ discount	57,500,000	-
Proceeds from ordinary shares issued in private placement	2,350,000	-
Payment of offering costs	(1,700,000)	-
Net cash provided by financing activities	58,150,000	-

Net change in cash	319,009	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$319,009	$-

Supplemental disclosure of non-cash flow information:
Deferred offering costs paid by Sponsor under the promissory note-related party	$260,563	$175,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	-	25,000
Accretion of ordinary shares subject to redemption value	$4,805,779	$-
Deferred underwriting commission accrued and offset against additional paid-in capital	$2,300,000	$-

The accompanying notes are an integral part of the financial statements

WESTIN ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 3, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected June 30 as its fiscal year end.

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

WESTIN ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

Business Combination Agreement

On July 22, 2026, the Company, entered into a Business Combination Agreement (the “Business Combination Agreement”) with First Choice Healthcare Solutions, Inc., a Delaware corporation (the “FCHS”), and First Choice Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Business Combination Agreement, and subject to the terms and conditions that are set forth therein, on the day that is one (1) Business Day prior to the Closing Date, the Company will de-register from the Registrar of Companies in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Nevada so as to migrate to and domesticate as a Nevada corporation (the “Domestication”), with the Company being referred to at and after the effective time of the Domestication as “Wellgevity 360, Inc.” or “PubCo.” Immediately following the Domestication, Merger Sub will merge with and into FCHS, with the FCHS surviving the merger as a wholly owned subsidiary of PubCo (the “Merger”). The Domestication, the Merger, and the other transactions contemplated by the Business Combination Agreement are to be collectively referred to herein as the “Business Combination” or the “Transactions.” The closing of the Transactions is referred to as the “Closing,” and the date on which the Closing occurs is referred to herein as the “Closing Date.” Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to them in the Business Combination Agreement.

WESTIN ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

FCHS and its subsidiaries are engaged in providing healthcare services and developing and operating functional health, longevity and regenerative medicine clinics and related healthcare businesses. Concurrently with the execution of the Business Combination Agreement, the Company entered into binding agreements to acquire all of the outstanding equity interests of Pointe Medical Services, LLC, Point Medical Pharmacy, Inc., Live Well Drugstore, LLC and Live Well Drugstore, Inc. (collectively, the “Pointe Med Entities”), and the acquisitions of the Pointe Med Entities are expected to be consummated substantially concurrently with the Closing.

Consideration to FSCH shareholders

The Business Combination values FCHS at an equity value of up to approximately $650 million. Pursuant to the Business Combination Agreement, the aggregate merger consideration will consist of a number of shares of PubCo Common Stock equal to the Equity Value divided by the Redemption Price (the “Aggregate Merger Consideration”). The Aggregate Merger Consideration will be allocated among the holders of FSCH securities in accordance with the Business Combination Agreement and the closing consideration spreadsheet.

At or prior to the Closing, PubCo will deposit the Aggregate Merger Consideration with the Exchange Agent for the benefit of the holders of FCHS Securities entitled to receive the applicable portion thereof. At the Merger Effective Time, each outstanding share of FCHS common stock (other than excluded shares and dissenting shares) and each outstanding share of FCHS Preferred Stock, if any, will be converted into the right to receive the applicable Per Share Merger Consideration in accordance with the Business Combination Agreement and the Closing Consideration Spreadsheet. Company Equity Awards, if any, will be treated in accordance with the Business Combination Agreement.

The Domestication

One Business Day prior to the Closing Date, the Company will deregister from the Register of Companies in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Nevada so as to migrate to and domesticate as a Nevada corporation. Concurrently, the Company will file its Articles of Incorporation with the Secretary of State of the State of Nevada and adopt the bylaws of PubCo.

Immediately prior to the Domestication, to the extent any the Company Units remain outstanding and unseparated, each such the Company Unit will be automatically separated into its component securities (the “Unit Separation”), and the holder thereof will be deemed to hold one the Company Class A Ordinary Share and one the Company Public Right entitling the holder to receive one-sixth (1/6) of one the Company Class A Ordinary Share. Immediately following the Unit Separation, all the Company Units will be canceled and cease to exist.

Upon the Domestication becoming effective (the “Domestication Effective Time”), (i) each issued and outstanding the Company Class A Ordinary Share will automatically convert into one validly issued, fully paid and nonassessable share of PubCo Common Stock; (ii) each outstanding the Company Right will automatically become a right to receive PubCo Common Stock on the same terms and conditions in effect immediately prior to the Domestication; and (iii) the Company will continue as PubCo without interruption of its corporate existence.

The Merger

Immediately following the Domestication, Merger Sub will merge with and into FCHS, with FCHS surviving the Merger as the Surviving Corporation and a wholly owned subsidiary of PubCo. The Closing will occur on the second (2nd) Business Day following the satisfaction or waiver (to the extent permitted by applicable Law) of the conditions set forth in the Business Combination Agreement, unless otherwise agreed by the parties in writing.

Pursuant to the Business Combination Agreement and in accordance with the Delaware General Corporation Law (“DGCL”), at the Merger Effective Time: (i) Merger Sub will merge with and into the Company; (ii) the separate corporate existence of Merger Sub shall cease; and (iii) the Company shall survive the Merger as the Surviving Corporation and become a wholly owned subsidiary of PubCo.

WESTIN ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

Merger Consideration

At the Merger Effective Time, each outstanding share of FCHS common stock (other than excluded shares and dissenting shares) will be canceled and converted into the right to receive the applicable Per Share Merger Consideration. Each outstanding share of FCHS Preferred Stock, if any, will be converted into the right to receive the applicable Per Share Merger Consideration in accordance with the Closing Consideration Spreadsheet and FCHS’s organizational documents.

The Business Combination Agreement also provides for the treatment of outstanding Company Equity Awards in accordance with the terms thereof.

PIPE Investment

The Business Combination Agreement contemplates that, prior to or concurrently with the Closing, PubCo may enter into one or more subscription agreements with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors would agree, subject to the terms and conditions set forth therein, to purchase at the Closing shares of PubCo Preferred Stock having an aggregate stated value of up to $12,500,000 for an aggregate purchase price of up to $10,000,000 (the “PIPE Investment”). As of the date of this report, no subscription agreements have been executed, and there can be no assurance that the PIPE Investment will be completed on the contemplated terms, or at all.

Representations, Warranties and Covenants

The Business Combination Agreement contains customary representations, warranties and covenants of the parties for a transaction of this nature. Among other things, FCHS is required to provide financial statements and other information necessary for the preparation of the registration statement on Form S-4 and to cooperate with the Company in the preparation of the required pro forma financial statements. The parties have also agreed to customary interim operating covenants, non-solicitation obligations, obligations to use reasonable best efforts to obtain the required governmental and third-party approvals and consents, and other customary covenants pending the Closing.

Registration Statement / Proxy Statement

As promptly as reasonably practicable after the date of the Business Combination Agreement, the Company will prepare and file with the SEC a registration statement on Form S-4, which will include a proxy statement/prospectus, to register the securities to be issued in connection with the Business Combination and to solicit the approval of The Company’s shareholders. The Company and FCHS have agreed to cooperate in the preparation, review, amendment and completion of the Registration Statement and other required SEC filings, including responding to SEC comments and furnishing information required in connection therewith.

Conditions to Closing

The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver (to the extent permitted by applicable Law) of certain customary closing conditions, including, without limitation: (i) the absence of any Law or Order that makes the Business Combination illegal or otherwise restrains, enjoins or prohibits the consummation of the Domestication, the Merger or any of the other Transactions; (ii) the effectiveness under the Securities Act of the Registration Statement, with no stop order suspending its effectiveness being in effect and no proceedings seeking such suspension having been initiated or threatened by the SEC; and (iii) approval for listing on the applicable national securities exchange of the shares of PubCo Common Stock to be issued in connection with the Business Combination, subject to official notice of issuance.

Going Concern Consideration

As of June 30, 2026, the Company reported a working capital deficit of $285,370 and a net cash outflow from operating activities of $330,991 for the year ended June 30, 2026. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has until May 5, 2027 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 18-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

WESTIN ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of audited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the audited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash or cash equivalents were $319,009 and nil as of June 30, 2026 and June 30, 2025.

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

WESTIN ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

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

Net Income Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 262,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the audited statement of operations is based on the following:

	For the Year Ended June 30, 2026	For the Period from June 3, 2025 (Inception) Through June 30, 2025
Net income(loss)	$890,446	$(9,475)
Less: Accretion of redeemable ordinary shares subject to redemption value	(4,805,779)	-
Net loss including accretion of redeemable ordinary shares to redemption value	(3,915,333)	(9,475)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended June 30, 2026
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(2,462,630)	$(1,452,703)
Accretion of initial measurement of ordinary shares subject to redemption value	4,805,779	-
Allocation of net income (loss)	$2,343,149	$(1,452,703)
Denominators:
Weighted-average ordinary shares outstanding	3,733,562	2,202,425

Basic and diluted net income (loss) per share	$0.63	$(0.66)

WESTIN ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies (Continued)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the audited financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the audited financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

For the year ended June 30, 2026, the Company recorded accretion of ordinary share subject to redemption value of $4,805,779.

As of June 30, 2026, the amount of ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(3,696,399)
Allocation of offering costs related to redeemable shares	(4,173,814)
Plus:
Accretion of subsequent measurement of common stock subject to redemption value	4,805,779
Ordinary shares subject to possible redemption	$54,435,566

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s audited financial statements.

WESTIN ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

The Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and due on the date the Company consummates the business combination. As of June 30, 2026 and June 30, 2025, $449,377 and $184,475 was borrowed by the Company under the promissory note.

WESTIN ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 5 - Related Party Transactions (Continued)

Promissory Note - Related Party

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

As of the issuance date of these audited financial statements, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the effective date of the registration statement of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended June 30, 2026, administrative support services expense of $80,000 was recognized.

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

Note 7 - Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue a total of 450,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025, there was no shares issued and outstanding. On November 5, 2025, the Company sold 5,750,000 Units at a price of $10.00 per unit, generating gross proceeds of $57,500,000 related to its IPO. As of June 30, 2026, there were 6,042,500 shares of Class A ordinary shares issued or outstanding, consisting of 5,750,000 shares from IPO, 235,000 from private placement (Note 4) and 57,500 from representative shares. In conjunction with the IPO, Company issued 57,500 Class A ordinary shares (the “Representative Shares”) to A.G.P., equal to 1% of the offering’s gross proceeds, at $10.00 per share, with these shares subject to a 180-day FINRA lock-up.

WESTIN ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 7 - Shareholders’ Equity (Continued)

Class B Ordinary Shares—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026, the Company issued 2,012,500 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.012 per share. The Initial Shares include an aggregate of up to 262,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On November 5, 2025, the underwriters fully exercised the over-allotment option resulting in 262,500 shares of Class B ordinary shares were no longer subject to forfeiture. Prior to the closing of our initial business combination, only holders of Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of our shareholders prior to or in connection with the completion of our initial business combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

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

Rights

As of June 30, 2026, there were 958,334 public rights and 39,166 private rights included in the Placement Units outstanding. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-sixth (1/6) of a Class A ordinary share (the “Rights”) upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-sixth (1/6) of a share of the Company underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Law. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

WESTIN ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the audited financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the audited financial statements.

